Form 10-K405/A
period 1999-12-31
BEAR STEARNS ASSET BAC SE INC MOR BA LIB NOT CL A SE 1999-1
filed 2000-10-25
CIK 1087007

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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
SERIES 1999-1)

                   BEAR STEARNS ASSET BACKED SECURITIES, INC.
             (Exact Name of registrant as specified in its charter)

             DELAWARE                                  13-3836437
   (State or other jurisdiction             (I.R.S. employer identification no.)
 of incorporation or organization)

            245 PARK AVENUE                                 10167
             NEW YORK, NY                                 (Zip code)
(Address of principal executive offices)

                                 (212) 272-4095
              (Registrant's telephone number, including area code)

Securities registered pursuant to          Securities registered pursuant to
Section 12(b) of the Act:                  Section 12(g) of the Act:

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

                                 NOT APPLICABLE

                      Documents incorporated by reference:

                                 NOT APPLICABLE

                   BEAR STEARNS ASSET-BACKED SECURIITIES, INC.
                   MORTGAGE-BACKED LIBOR NOTES, SERIES 1999-1

                                      INDEX

                                                                                                                 Page
                                                                                                                 ----

PART I    ........................................................................................................ 1
          ITEM 1     -   BUSINESS................................................................................. 1
          ITEM 2     -   PROPERTIES............................................................................... 1
          ITEM 3     -   LEGAL PROCEEDINGS........................................................................ 1
          ITEM 4     -   SUBMISSION OF MATTERS TO A VOTE OF
                         SECURITY HOLDERS......................................................................... 1

PART II   ........................................................................................................ 1
          ITEM 5     -   MARKET FOR REGISTRANT'S COMMON STOCK AND
                         RELATED STOCKHOLDER MATTERS.............................................................. 1
          ITEM 6     -   SELECTED FINANCIAL DATA.................................................................. 1
          ITEM 7     -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS OF OPERATIONS............................................ 1
          ITEM 8     -   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................................. 1
          ITEM 9     -   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                         ON ACCOUNTING AND FINANCIAL DISCLOSURE................................................... 1


PART III  ........................................................................................................ 2
          ITEM 10    -   DIRECTORS AND EXECUTIVE OFFICERS OF
                         THE REGISTRANT........................................................................... 2
          ITEM 11    -   EXECUTIVE COMPENSATION................................................................... 2
          ITEM 12    -   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                         OWNERS AND MANAGEMENT.................................................................... 2
          ITEM 13    -   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................................... 2

PART IV   ........................................................................................................ 2
          ITEM 14    -   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                         REPORTS ON FORM 8-K...................................................................... 2

SIGNATURES        ................................................................................................ 3
INDEX TO EXHIBITS .................................................................................................4

                                    PART I

ITEM 1     -   BUSINESS

               Not Applicable.

ITEM 2     -   PROPERTIES

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

         2. Financial Statement Schedules:

            Not applicable.

         3. Exhibits:

            Exhibit No.               Description
            -----------               -----------

            99.1 Statement of Compliance of the Master Servicer pursuant to Section 3(s) of the Master Servicing Agreement.

            99.2 Annual Report of Independent Accountant with respect to the Master Servicer's overall servicing operations pursuant to
                                      Section 3(t) of the Master Servicing
                                      Agreement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Depositor has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          By: BEAR STEARNS ASSET BACKED SECURITIES, INC., As Depositor

                                   By:         /s/ Joseph T. Jurkowski Jr.
                                      -----------------------------------------
                                      Name:    Joseph T. Jurkowski Jr.
                                      Title:   Vice President/Secretary
Date:      October 25, 2000.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Depositor and in the capacities and on the dates indicated:

                       Signature                            Position                                            Date
                       ---------                            ---------                                           ----

/s/ Patricia A. Jehle                            Chief Executive Officer/President/Director                 October 25, 2000
----------------------------------------------
Patricia A. Jehle

/s/ Juliana C. Johnson                           Director                                                   October 25, 2000
----------------------------------------------
Juliana C. Johnson

/s/ Thomas Marano                                Director                                                   October 25, 2000
----------------------------------------------
Thomas Marano

/s/ Jeffrey Mayer                                Director                                                   October 25, 2000
----------------------------------------------
Jeffrey Mayer

/s/ Samuel L. Molinaro, Jr.                      Director                                                   October 25, 2000
----------------------------------------------
Samuel L. Molinaro, Jr.

                                INDEX TO EXHIBITS
                                   Item 14(C)

Exhibit No.           Description
-----------           -----------
99.1                  Statement of Compliance of the Master Servicer pursuant
                      to Section 3(s) of the Master Servicing Agreement.

99.2 Annual Report of Independent Accountant with respect to the Master Servicer's overall servicing operations pursuant to Section 3(t) of the Master Servicing Agreement.